Form 10-Q
period 2006-09-30
iShares GSCI Commodity-Indexed Investing Pool LLC; iShares GSCI Commodity Indexed Trust
filed 2006-11-14
CIK 1346616, 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to            .

Commission file numbers: 333-126810 (Registrant)

                                                           333-126810-01 (Co-Registrant)

iShares® GSCI® Commodity-Indexed Trust

iShares® GSCI® Commodity-Indexed Investing Pool LLC

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

Delaware	51-6573369 (Registrant) 34-2061331 (Co-Registrant)
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Numbers.)

c/o Barclays Global Investors International, Inc.

45 Fremont Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 597-2000

(Registrant and Co-Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant and Co-Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant and Co-Registrant are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

	EXHIBIT INDEX

	Exhibit 31.1: Certification of Lee T. Kranefuss for iShares® GSCI® Commodity-Indexed Trust
	Exhibit 31.2: Certification of Michael A. Latham for iShares® GSCI® Commodity-Indexed Trust
	Exhibit 31.3: Certification of Lee T. Kranefuss for iShares® GSCI® Commodity-Indexed Investing Pool LLC
	Exhibit 31.4: Certification of Michael A. Latham for iShares® GSCI® Commodity-Indexed Investing Pool LLC
	Exhibit 32.1: Certification of Lee T. Kranefuss
	Exhibit 32.2: Certification of Michael A. Latham

ii

Part I – Financial Information

Item 1. Financial Statements

iShares® GSCI® Commodity-Indexed Trust

Statements of Financial Condition

September 30, 2006 (Unaudited) and

July 10, 2006 (Commencement of Operations)

	September 30, 2006 (Unaudited)	July 10, 2006
Assets
Current Assets
Investment in iShares® GSCI® Commodity-Indexed Investing Pool LLC, at equity method	$56,782,638	$7,358,911
Receivable from shareholder	—	7,359,336

Total Assets	$56,782,638	$14,718,247

Liabilities and Shareholders’ Capital
Current Liabilities
Payable to iShares® GSCI® Commodity-Indexed Investing Pool LLC	$—	$7,359,336

Total Liabilities	—	7,359,336

Commitments and Contingent Liabilities (Notes 6 & 7)	—	—

Redeemable capital shares, no par value, unlimited amount authorized - 1,350,000 issued and outstanding on September 30, 2006 and 150,000 issued and outstanding on July 10, 2006 (at redemption value)	56,782,638	7,358,911

Total Shareholders’ Capital	56,782,638	7,358,911

Total Liabilities and Shareholders’ Capital	$56,782,638	$14,718,247

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Trust

Statement of Operations

For the Period from July 10, 2006 (Commencement of Operations)

through September 30, 2006 (Unaudited)

Investment Income Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC
Interest	$381,662

Total investment income	381,662

Expenses Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC
Management fee	53,956
Brokerage commissions	500

Total expenses	54,456

Net investment income	327,206

Realized and Unrealized Gain (Loss) Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC
Net realized gain on investments	10,226
Net realized loss on futures contracts	(718,712)
Net increase in unrealized loss on futures contracts	(5,859,782)

Net realized and unrealized loss	(6,568,268)

Net loss	$(6,241,062)

Net loss per share	$(8.55)

Weighted-average shares outstanding	730,357

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Trust

Statement of Changes in Shareholders’ Capital

For the Period from July 10, 2006 (Commencement of Operations)

through September 30, 2006 (Unaudited)

Shareholders’ capital, beginning of period	$—

Contributions	78,788,773
Redemptions	(15,765,073)
Net investment income	327,206
Net realized gain on investments	10,226
Net realized loss on futures contracts	(718,712)
Net increase in unrealized loss on futures contracts	(5,859,782)

Shareholders’ capital, end of period	$56,782,638

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Trust

Statement of Cash Flows

For the Period from July 10, 2006 (Commencement of Operations)

through September 30, 2006 (Unaudited)

Cash flows from operating activities
Net loss	$(6,241,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in investment in iShares® GSCI® Commodity-Indexed Investing Pool LLC	(56,782,638)

Net cash used in operating activities	(63,023,700)

Cash flows from financing activities
Contributions	78,788,773
Redemptions	(15,765,073)

Net cash provided by financing activities	63,023,700

Net increase in cash and cash equivalents	—

Cash and cash equivalents
Beginning of period	—

End of period	$—

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

1 - Organization

The iShares® GSCI® Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Trust Agreement among the Sponsor, the Trustee and Wilmington Trust Company, the Delaware trustee. The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® GSCI® Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in future contracts on the GSCI® Excess Return Index, or “GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called “CERFs” and posts margin in the form of cash, short-term or similar securities to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the GSCI® Total Return Index, or the “Index,’’ before payment of the Trust’s and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commissions, or “CFTC,” managed by Barclays Global Investors International, Inc., a commodity pool operator registered with the CFTC. Barclays Global Investors International, Inc. is an indirect subsidiary of Barclays Bank PLC.

Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which approximates fair value.

The financial statements of the Investing Pool are included elsewhere in this report and should be read in conjunction with the Trust’s financial statements.

At September 30, 2006, the Trust owned 99.96% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

iShares® GSCI® Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

C.	Income Taxes

The Trust is an association not taxable as a corporation and is treated as a grantor trust for Federal, state and local income tax purposes.

No provision for Federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

D.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of the close of trading that day. The Trustee will determine the net asset value per share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at the time the calculation is made. The NAV will be calculated on each day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally at 4:15 P.M., New York City time).

E.	Distributions

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional CERFs or, in the discretion of the Sponsor, distributed to Shareholders. The Sponsor is under no obligation to make periodic distributions to Shareholders.

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 shares in exchange for a combination of CERFs and cash (or in the discretion of the Sponsor, short-term or similar securities in lieu of cash). The baskets of CERFs and cash (or in the discretion of the Sponsor, short-term or similar securities in lieu of cash) will be transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. In addition, the Investing Pool, and some other types of market participants, will be required to deposit cash margin with their futures commission merchant, or “FCM,” with a value equal to 100% of the value of each CERF position at the time it is established. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such authorized broker-dealers are referred to as the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 shares. Redemptions of Trust shares in exchange for baskets of CERFs and cash (or in the discretion of the Sponsor, short-term or similar securities in lieu of cash) are treated as sales for financial statement purposes.

On September 30, 2006, the Trust had 1,350,000 shares outstanding.

4 - Trust Expenses

The Trust is not expected to bear any ordinary recurring expenses. The Sponsor has agreed to assume the following administrative, operational and marketing expenses: (1) the fees of the Trustee, Delaware trustee, Trust administrator and processing agent, (2) New York Stock Exchange listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees, and (7) up to $100,000 per annum in legal fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, including applicable SEC registration fees.

iShares® GSCI® Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

5 - Related Parties

The Sponsor, the Manager and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Manager is paid by the Investing Pool and that fee is an indirect expense of the Trust.

6 - Indemnification

The Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Trust Agreement incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Trust Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

September 30, 2006 (Unaudited) and

July 10, 2006 (Commencement of Operations)

	September 30, 2006 (Unaudited)	July 10, 2006
Assets
Current Assets
Cash and cash equivalents	$56,230,587	$25,000
Receivable for open futures contracts	353,340	—
Interest receivable	247,543	—
Receivable from members	—	7,359,336

Total Assets	$56,831,470	$7,384,336

Liabilities and Members’ Equity
Current Liabilities
Management fee payable	$27,399	$—
Payable for open futures contracts	—	426

Total Liabilities	27,399	426

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—

Members’ Equity
General member	21,433	24,999
Limited members	56,782,638	7,358,911

Total Members’ Equity	56,804,071	7,383,910

Total Liabilities and Members’ Equity	$56,831,470	$7,384,336

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statement of Operations

For the Period from July 10, 2006 (Commencement of Operations)

through September 30, 2006 (Unaudited)

Investment Income
Interest	$381,942

Total investment income	381,942

Expenses
Management fee	53,996
Brokerage commissions	502

Total expenses	54,498

Net investment income	327,444

Realized and Unrealized Gain (Loss)
Net realized gain on investments	10,234
Net realized loss on futures contracts	(718,730)
Net increase in unrealized loss on futures contracts	(5,863,577)

Net realized and unrealized loss	(6,572,073)

Net loss	$(6,244,629)

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statement of Changes in Members’ Equity

For the Period from July 10, 2006 (Commencement of Operations)

through September 30, 2006 (Unaudited)

	General Member	Limited Member	Total Members’ Equity
Members’ equity, beginning of period	$—	$—	$—

Contributions	25,000	78,788,773	78,813,773
Redemptions	—	(15,765,073)	(15,765,073)
Net investment income	238	327,206	327,444
Net realized gain on investments	8	10,226	10,234
Net realized loss on futures contracts	(18)	(718,712)	(718,730)
Net increase in unrealized loss on futures contracts	(3,795)	(5,859,782)	(5,863,577)

Members’ equity, end of period	$21,433	$56,782,638	$56,804,071

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statement of Cash Flows

For the Period from July 10, 2006 (Commencement of Operations)

through September 30, 2006 (Unaudited)

Cash flows from operating activities
Net loss	$(6,244,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Receivable for open futures contracts	(353,340)
Interest receivable	(247,543)
Management fee payable	27,399

Net cash used in operating activities	(6,818,113)

Cash flows from financing activities
Contributions	78,813,773
Redemptions	(15,765,073)

Net cash provided by financing activities	63,048,700

Net increase in cash and cash equivalents	56,230,587

Cash and cash equivalents
Beginning of period	—

End of period	$56,230,587

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

1 - Organization

The iShares GSCI Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Barclays Global Investors International, Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the GSCI® Excess Return Index, or “GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called “CERFs” and posts margin in the form of cash, short-term or similar securities to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the GSCI® Total Return Index, or the “Index,” before payment of the Investing Pool’s expenses. The Investing Pool is a commodity pool, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commissions, or “CFTC,” and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of Barclays Bank PLC. Barclays Global Fund Advisors (the “Advisor”), an indirect subsidiary of Barclays Bank PLC, serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

The Investing Pool is not an investment company registered under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

B.	Investment in CERFs

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments will not be required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash, short-term or similar securities.

CERFs are valued at fair value in accordance with FAS 133, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs.

C.	Cash and Cash Equivalents

The Investing Pool defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

D.	Securities Transactions, Income and Expense Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Other income and expenses are recognized on the accrual basis.

E.	Income Taxes

The Investing Pool is an association not taxable as a corporation and is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements since the Investing Pool is not subject to income taxes. Holders of interests in the Investing Pool are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

F.	Calculation of Net Asset Value

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated on each day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally at 4:15 P.M., New York City time).

3 - Offering of the Investing Pool Interests

Investing Pool interests are issued and redeemed only to the Trust in exchange for a combination of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash). The baskets of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) will be transferred to or from the Trust in exchange for interests in the Investing Pool. Individual investors cannot purchase or redeem partnership interests in the Investing Pool. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool interests in exchange for CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) are treated as sales for financial statement purposes.

4 - Pool Expenses

The Manager will pay the amounts that would otherwise be the ordinary operating expenses, if any, of the Investing Pool. In return for assuming these operating expenses of the Investing Pool, the Manager will receive an allocation from the Investing Pool that will accrue daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool. The Manager has also paid the costs of the Investing Pool’s organization.

5 - Related Parties

Barclays Global Investors International, Inc. is the “Manager” of the Investing Pool and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and Administrator are considered to be related parties to the Trust and Investing Pool.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

6 - Indemnification

The Trust, the Manager and any officers, agents and delegates of the Investing Pool (the “Indemnitees”) shall be entitled to indemnification from the Investing Pool for any loss, damage, claim or expense (including reasonable attorney’s fees) incurred by any Indemnitee by reason of any act or omission performed or omitted by such Indemnitee on behalf of the Investing Pool, unless such act or omission is the result of such Indemnitee’s gross negligence, bad faith or willful misconduct, and provided that such indemnity shall be provided out of, and only to the extent of, the Investing Pool’s assets.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet been made.

8 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERF’s settlement value at expiration is based on the value of GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the GSCI-ER and the prices of the commodities underlying the GSCI-ER. The commodities markets have historically been extremely volatile.

As of September 30, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
906	March 2011	$56,715,600	$5,863,577

As of July 10, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
100	March 2011	$7,380,000	$426

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee, the Delaware Trustee, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares® GSCI® Commodity-Indexed Trust, or the Trust, is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® GSCI® Commodity-Indexed Investing Pool LLC, or the Investing Pool, holds long positions in futures contracts on the GSCI® Excess Return Index, called CERFs, listed on the Chicago Mercantile Exchange and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the GSCI® Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International, Inc. is the Sponsor of the Trust, and Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, and are operated by Barclays Global Investors International, Inc., a commodity pool operator registered with the Commodity Futures Trading Commission. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940.

The Trust intends to offer additional Shares on a continuous basis. The Trust will issue and redeem Shares only in one or more blocks of 50,000 Shares called Baskets. These transactions are in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only institutions that become Authorized Participants may purchase or redeem Baskets. Shareholders who are not Authorized Participants will have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on the New York Stock Exchange under the symbol “GSG.”

Valuation of CERFs; Computation of Trust’s Net Asset Value.

On each Business Day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally, 4:15 P.M., New York City time), the Trustee determines the net asset value of the Trust and the net asset value per share, or NAV, as of that time. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool Administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

The Manager values the Investing Pool’s long position in CERFs on the basis of that day’s announced CME settlement price for the CERF. The value of the Investing Pool’s CERF position (including any related margin) equals the product of (a) the number of CERF contracts owned by the Investing Pool and (b) the settlement price on the date of calculation. If there is no announced CME settlement price for the CERF on a Business Day, the Manager uses the most recently announced CME settlement price unless the Manager determines that that price is inappropriate as a basis for evaluation. The daily settlement price for the CERF is established by the CME shortly after the close of trading in Chicago on each trading day.

The Manager values all other property of the Investing Pool at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Manager, if the current market value cannot be determined.

Once the value of the CERFs and interest earned on any assets posted as margin and any other assets of the Investing Pool has been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool Administrator on its behalf, then calculates the value of the Trust’s Investing Pool Interest and provides this information to the Trustee.

Once the value of the Trust’s Investing Pool Interests have been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 P.M., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 P.M., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation.

Liquidity and Capital Resources

The Investing Pool’s assets consist of CERFs and cash and short-term or similar securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral are paid to the Investing Pool and are used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, are distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have agreed to assume most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

The Sponsor is unaware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and posts cash and short-term or similar securities as margin to collateralize the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to greatly impact the value of the Shares. The value of the CERFs is expected to track generally the GSCI® Excess Return Index, although this correlation will not be exact. The GSCI® Excess Return index in turn reflects the value of a diversified group of commodities. The market risk to be associated with the Investing Pool’s CERF positions will be limited to the amount of the cash and short-term or similar securities posted as margin. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the liquidity of the CERF market and activities of other market participants.

Credit Risk

When the Investing Pool purchases CERFs, the Investing Pool is exposed to the credit risk of a default by the CME clearing house, which services as the counterparty to each CERF position, and of a default by its clearing futures commission merchant, or Clearing FCM. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust and the Investing Pool have not used, nor do they expect to use, special purpose entities to facilitate off-balance sheet financing arrangements. The Trust and the Investing Pool have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the best interests of the Trust and the Investing Pool. While the Trust’s and the Investing Pool’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Trust’s or the Investing Pool’s financial position.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s and Investing Pool’s financial position and results of operations. These estimates and assumptions affect the Trust’s and Investing Pool’s application of accounting policies. In addition, please refer to Note 1 to the financial statements of the Trust and Investing Pool for further discussion of the Trust’s and the Investing Pool’s accounting policies.

Results of Operations

The Period from July 10, 2006 to September 30, 2006

Net Asset Value of Trust

The Trust commenced trading on July 10, 2006. The Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $56,782,638 at September 30, 2006. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 150,000 at July 10, 2006 to 1,350,000 at September 30, 2006 due to 1,700,000 shares (34 baskets, each basket consisting of 50,000 shares) being created and 350,000 shares (7 baskets, each basket consisting of 50,000 shares) being redeemed during the quarter. The Trust’s net asset value was also affected by a decline in the price of CERFs during the period from July 10, 2006 to September 30, 2006, which price decreased from $738 per CERF to $626 per CERF.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and Investing Pool would perform if the Trust and Investing Pool had any officers, and with the participation of the Trustee and Investing Pool, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and Investing Pool have been effective as of the end of the period covered by this quarterly report.

There were no changes in the Trust’s and Investing Pool’s internal control over financial reporting that occurred during the Trust’s and Investing Pool’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s and Investing Pool’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s registration statement on Form S-1 (No. 333-126810), proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or short-term or similar securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	After formation of the Trust and through September 30, 2006, 34 Baskets (1,700,000 shares) have been created, and 7 Baskets (350,000 shares) have been redeemed as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
July 10, 2006 to July 31, 2006	—	—
August 1, 2006 to August 31, 2006	150,000	$50.82
September 1, 2006 to September 30, 2006	200,000	$40.71

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits
4.1	Trust Agreement*

4.2	Limited Liability Company Agreement*

4.3	Form of Authorized Participant Agreement*

10.1	Investment Advisory Agreement*

10.2	Form of Sublicense Agreement*

10.3	Form of Sublicense Agreement*

10.4	Form of Futures Commission Merchant Agreement*

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® GSCI® Commodity-Indexed Trust.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® GSCI® Commodity-Indexed Trust.

31.3	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® GSCI® Commodity-Indexed Investing Pool LLC.

31.4	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® GSCI® Commodity-Indexed Investing Pool LLC.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 18, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrant have duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc.

Sponsor of the iShares® GSCI® Commodity-Indexed Trust (Registrant)

Manager of the iShares® GSCI® Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)
Date: November 14, 2006

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date: November 14, 2006

*	The Registrant is a trust and the Co-Registrant is a limited liability company and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1	Trust Agreement*

4.2	Limited Liability Company Agreement*

4.3	Form of Authorized Participant Agreement*

10.1	Investment Advisory Agreement*

10.2	Form of Sublicense Agreement*

10.3	Form of Sublicense Agreement*

10.4	Form of Futures Commission Merchant Agreement*

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® GSCI® Commodity-Indexed Investing Pool LLC.

31.4	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® GSCI® Commodity-Indexed Investing Pool LLC.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 18, 2006.