Form 10-Q
period 2009-06-30
iShares S&P GSCI Commodity-Indexed Investing Pool LLC; iShares S&P GSCI Commodity-Indexed Trust
filed 2009-08-06
CIK 1346616, 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file numbers: 001-32947 (Registrant)

                                                     001-32948 (Co-Registrant)

iShares® S&P GSCI™ Commodity-Indexed Trust

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

51-6573369 (Registrant)
Delaware	34-2061331 (Co-Registrant)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Barclays Global Investors International, Inc.

400 Howard Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 597-2000

(Registrant and Co-Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant and Co-Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

i

ii

Part I – Financial Information

Item 1.	Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$1,434,647,427	$466,237,257

Total Assets	$1,434,647,427	$466,237,257

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 47,950,000 issued and outstanding on June 30, 2009 and 16,950,000 issued and outstanding on December 31, 2008 (at redemption value)	1,434,647,427	466,237,257

Total Shareholders’ Capital	1,434,647,427	466,237,257

Total Liabilities and Shareholders’ Capital	$1,434,647,427	$466,237,257

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$789,463	$4,629,923	$1,390,578	$9,045,991

Total investment income	789,463	4,629,923	1,390,578	9,045,991

Expenses Allocated From iShares® S&P GSCI™ Indexed Investing Pool LLC
Management fee	1,899,602	1,642,230	2,872,725	2,670,457
Brokerage commissions	1,333	272	2,173	504

Total expenses	1,900,935	1,642,502	2,874,898	2,670,961

Net investment income (loss)	(1,111,472)	2,987,421	(1,484,320)	6,375,030

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	22,017	—	134,004	42,626
Net realized gain (loss) on futures contracts	(4,768,723)	6,353,713	(8,007,881)	7,507,733
Net change in unrealized gain on futures contracts	158,460,513	196,943,812	115,330,848	236,964,146

Net realized and unrealized gain	153,713,807	203,297,525	107,456,971	244,514,505

Net gain	$152,602,335	$206,284,946	105,972,651	$250,889,535

Net gain per share	$4.09	$15.09	$3.76	$21.01
Weighted-average shares outstanding	37,309,239	13,669,231	28,216,851	11,943,407

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2009 (Unaudited)

and the year ended December 31, 2008

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Shareholders’ capital, beginning of period	$466,237,257	$458,195,417
Contributions	901,030,117	756,083,354
Redemptions	(38,592,598)	(372,869,896)
Net investment income (loss)	(1,484,320)	9,500,445
Net realized gain on short-term investments	134,004	643,807
Net realized gain (loss) on futures contracts	(8,007,881)	15,927,248
Net change in unrealized gain (loss) on futures contracts	115,330,848	(401,243,118)

Shareholders’ capital, end of period	$1,434,647,427	$466,237,257

Net asset value per share, end of period	$29.92	$27.51

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities
Net gain	$105,972,651	$250,889,535
Adjustments to reconcile net gain to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(968,410,170)	(631,538,442)
Increase in receivable for capital shares sold	—	(7,362,983)

Net cash used in operating activities	(862,437,519)	(388,011,890)

Cash flows from financing activities
Contributions	901,030,117	480,471,524
Redemptions	(38,592,598)	(92,459,634)

Net cash provided by financing activities	862,437,519	388,011,890

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2009

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”) among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established. Barclays Global Investors International, Inc. (the “Manager”) is responsible for the administration of the Investing Pool.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust’s and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or “CFTC,” and are operated by Barclays Global Investors International, Inc., a commodity pool operator registered with the CFTC. Barclays Global Investors International, Inc. is an indirect subsidiary of Barclays Bank PLC.

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of (i) the Trustee of the Trust, (ii) the Sponsor of the Trust and Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in the Shares.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and these differences could be material.

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At June 30, 2009, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Income Taxes

The Trust is not an association taxable as a corporation for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

D.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of 4:15 p.m., New York City time, that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at 4:15 p.m., New York City time, that day. The NAV is calculated each day on which NYSE Arca is open for regular trading, as soon as practicable after 4:15 p.m., New York City time.

E.	Distributions

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional CERFs or, in the discretion of the Sponsor, distributed to Shareholders. The Trust is under no obligation to make periodic distributions to Shareholders.

F.	Current Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Trust and Investing Pool are currently evaluating the impact that FAS 168 may have on their financial statements.

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for a combination of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash). The baskets of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. In addition, the Investing Pool, and some other types of market participants, are required to deposit cash margin with their futures commission merchant with a value equal to 100% of the value of each CERF position at the time it is established.

Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) are treated as sales for financial statement purposes.

On June 30, 2009, the Trust had 47,950,000 Shares outstanding.

4 - Trust Expense

The Trust is not expected to bear any ordinary recurring expenses. The Sponsor has agreed to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, Delaware Trustee, Trust administrator and processing agent, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees, and (7) up to $100,000 per annum in legal fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, including applicable SEC registration fees.

5 - Related Parties

The Sponsor, the Manager and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Manager is paid by the Investing Pool and that fee is an indirect expense of the Trust.

6 - Indemnification

The Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries are entitled to be indemnified by the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Trust Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2009 to June 30, 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$27.51
Net investment loss	(0.05)
Realized and unrealized gain	2.46

Net increase in net assets from operations	2.41

Net asset value per Share, end of period	$29.92

Ratio to average net assets:
Net investment loss (i)	(0.39)%
Expenses (i)	0.75%
Total return, at net asset value (ii)	8.76%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized.

9 - Investment Valuation

Effective January 1, 2008, the Trust adopted FASB Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access as of the measurement date;
Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	–	Inputs that are unobservable for the asset or liability.

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. The interests in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At June 30, 2009, the fair value of the Trust’s interests in the Investing Pool equaled $1,434,647,427.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

10 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2009, events and transactions subsequent to June 30, 2009 through August 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$55,545,335	$29,361,898
Short-term investments, at fair value (Note 2D)	1,411,837,296	419,578,033
Interest receivable	366	1,355
Receivable for variation margin on open futures contracts	—	17,576,900

Total Assets	$1,467,382,997	$466,518,186

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts	$31,863,660	$—
Management fee payable	856,671	266,911

Total Liabilities	32,720,331	266,911

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	15,239	14,018
Limited member	1,434,647,427	466,237,257

Total Members’ Equity	1,434,662,666	466,251,275

Total Liabilities and Members’ Equity	$1,467,382,997	$466,518,186

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Investment Income
Interest	$789,474	$4,630,104	$1,390,604	$9,046,398

Total investment income	789,474	4,630,104	1,390,604	9,046,398

Expenses
Management fee	1,899,628	1,642,293	2,872,775	2,670,572
Brokerage commissions	1,333	272	2,173	504

Total expenses	1,900,961	1,642,565	2,874,948	2,671,076

Net investment income (loss)	(1,111,487)	2,987,539	(1,484,344)	6,375,322

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	22,017	—	134,006	42,628
Net realized gain (loss) on futures contracts	(4,768,774)	6,353,950	(8,008,024)	7,508,020
Net change in unrealized gain on futures contracts	158,463,034	196,951,710	115,332,234	236,974,400

Net realized and unrealized gain	153,716,277	203,305,660	107,458,216	244,525,048

Net gain	$152,604,790	$206,293,199	$105,973,872	$250,900,370

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the six months ended June 30, 2009 (Unaudited)

and the year ended December 31, 2008

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	901,030,117	901,030,117
Redemptions	—	(38,592,598)	(38,592,598)
Net investment loss	(24)	(1,484,320)	(1,484,344)
Net realized gain on short-term investments	2	134,004	134,006
Net realized loss on futures contracts	(143)	(8,007,881)	(8,008,024)
Net change in unrealized gain on futures contracts	1,386	115,330,848	115,332,234

Members’ equity, June 30, 2009	$15,239	$1,434,647,427	$1,434,662,666

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100
Contributions	—	756,083,354	756,083,354
Redemptions	—	(372,869,896)	(372,869,896)
Net investment income	408	9,500,445	9,500,853
Net realized gain on short-term investments	27	643,807	643,834
Net realized gain on futures contracts	552	15,927,248	15,927,800
Net change in unrealized loss on futures contracts	(13,652)	(401,243,118)	(401,256,770)

Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities
Net gain	$105,973,872	$250,900,370
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(1,401,592,342)	(1,101,429,258)
Sales/maturities of short-term investments	410,825,137	570,617,260
Accretion of discount	(1,358,052)	(8,384,601)
Net realized gain on short-term investments	(134,006)	(42,628)
Change in operating assets and liabilities:
Interest receivable	989	(9,648)
Receivable for variation margin on open futures contracts	17,576,900	—
Management fee payable	589,760	347,380
Payable for variable margin on open futures contracts	31,863,660	12,329,460

Net cash used in operating activities	(836,254,082)	(275,671,665)

Cash flows from financing activities
Contributions	901,030,117	473,108,541
Redemptions	(38,592,598)	(92,459,634)

Net cash provided by financing activities	862,437,519	380,648,907

Net increase in cash and cash equivalents	26,183,437	104,977,242

Cash and cash equivalents
Beginning of period	29,361,898	11,716,663

End of period	$55,545,335	$116,693,905

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

As of June 30, 2009

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 98.41%*
$381,508,000	0.05% - 0.38% due 07/02/09	$381,506,387
229,368,000	0.13% - 0.48% due 08/27/09	229,247,272
497,216,000	0.17% - 0.39% due 09/17/09	496,945,317
304,314,000	0.16% - 0.23% due 10/22/09	304,138,320

	Total United States Treasury Bills	$1,411,837,296

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

June 30, 2009

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. Barclays Global Investors International, Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCITM Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the S&P GSCITM Total Return Index, or the “Index,” before payment of the Investing Pool’s expenses.

The Investing Pool is a commodity pool, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or “CFTC,” and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of Barclays Bank PLC. Barclays Global Fund Advisors, an indirect subsidiary of Barclays Bank PLC, serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of (i) the Trustee of the Trust, (ii) the Sponsor of the Trust and Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in the Shares.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Investing Pool’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

The Investing Pool is not an investment company registered under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and these differences could be material.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

B.	Investment in CERFs

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash or Short-Term Securities. CERFs are derivative instruments valued at fair value in accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs. The Investing Pool’s investment in the CERFs has not been designated as a hedging instrument. As a result, all changes in the fair value are reflected in the Statement of Operations.

The investment objective of the Investing Pool is to seek investment results that correspond generally to the performance of the Index before payment of the Investing Pool’s expenses through holds of long positions in CERFs.

For futures contracts, counterparty credit risk is minimized because futures contracts are exchange-traded and the exchange’s clearinghouse, as counterparty to all exchange-traded futures contracts, guarantees the futures against default.

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in CERFs.

C.	Cash and Cash Equivalents

The Investing Pool defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Short-Term Investments

Short-term investments on the statement of financial condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

E.	Securities Transactions, Income and Expense Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Other income and expenses are recognized on the accrual basis.

F.	Income Taxes

The Investing Pool is not an association taxable as a corporation and is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Investing Pool is not subject to income taxes. Holders of interests in the Investing Pool are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

G.	Calculation of Net Asset Value

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated as of 4:15 p.m., New York City time, on each day on which NYSE Arca is open for regular trading, as soon as practicable after that time.

H.	Current Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. GAAP recognized by the FASB to be applied in the preparation of financial statements by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Trust and Investing Pool are currently evaluating the impact that FAS 168 may have on their financial statements.

3 - Offering of the Investing Pool Interests

Investing Pool interests are issued only to and redeemable only by the iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) in exchange for a combination of CERFs and cash or Short-Term Securities in lieu of cash. The baskets of CERFs and cash or Short-Term Securities in lieu of cash are transferred to or from the Trust in exchange for interests in the Investing Pool. Individual investors cannot purchase or redeem Investing Pool interests. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool interests in exchange for CERFs and cash or Short-Term Securities in lieu of cash are treated as sales for financial statement purposes.

4 - Investing Pool Expenses

The Manager pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Investing Pool. The Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool.

5 - Related Parties

Barclays Global Investors International, Inc. is the Manager of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

6 - Indemnification

The Trust, the Manager and any officers, agents and delegates of the Investing Pool (the “Indemnitees”) are entitled to indemnification from the Investing Pool for any loss, damage, claim or expense (including reasonable attorney’s fees) incurred by any Indemnitee by reason of any act or omission performed or omitted by such Indemnitee on behalf of the Investing Pool, unless such act or omission is the result of such Indemnitee’s gross negligence, bad faith or willful misconduct, and provided that such indemnity shall be provided out of, and only to the extent of, the Investing Pool’s assets.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet been made.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2009 to June 30, 2009. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (i)	(0.39)%
Expenses (i)	0.75%
Total return (ii)	8.48%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile.

As of June 30, 2009, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
34,262	March 2011	$1,428,040,160	$(216,674,396)

As of December 31, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
12,122	March 2011	$463,666,500	$(332,006,630)

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

In accordance with FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, the following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of June 30, 2009:

	Asset Derivatives		Liability Derivatives
	Location on Statement of Financial Condition	Fair Value	Location on Statement of Financial Condition	Fair Value
Commodity Contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$31,863,660

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the period ended June 30, 2009:

	Location of Gain (Loss) Recognized on the Statement of Operations	Realized Gain (Loss) Recognized on the Statement of Operations	Change in Unrealized Gain (Loss) Recognized on the Statement of Operations
Commodity Contracts	Net realized gain (loss) on futures contracts / change in unrealized gain on futures contracts	$(8,008,024)	$115,332,234

10 - Investment Valuation

Effective January 1, 2008, the Investing Pool adopted FASB Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Investing Pool has the ability to access as of the measurement date;
Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	–	Inputs that are unobservable for the asset or liability.

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, as the CME settlement price is a quoted price for an identical asset in an active market. At June 30, 2009, the fair value of CERFs equaled $1,428,040,160.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. Under FAS 157, the Treasury bills are classified as a “Level 1” security, as there is a quoted price for an identical asset in an active market. At June 30, 2009, the fair value of short-term investments equaled $1,411,837,296.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2009

11 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended June 30, 2009, events and transactions subsequent to June 30, 2009 through August 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts, called “CERFs,” on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the “Index,” before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International, Inc., or “BGII,” is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. Barclays Global Investors, N.A. is the “Trustee” of the Trust. Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or the “CFTC,” and are operated by BGII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called “Baskets.” These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on NYSE Arca under the symbol “GSG.”

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of (i) the Trustee of the Trust, (ii) the Sponsor of the Trust and Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in the Shares.

Valuation of CERFs; Computation of Trust’s Net Asset Value

The Trustee determines the net asset value of the Trust and the net asset value per Share, or NAV, as of 4:15 p.m., New York City time, on each business day on which NYSE Arca is open for regular trading, as soon as practicable after that time. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

The Manager values the Investing Pool’s long position in CERFs on the basis of that day’s announced CME settlement price for the CERF. The value of the Investing Pool’s CERF position (including any related margin) equals the product of (a) the number of CERF contracts owned by the Investing Pool and (b) the settlement price on the date of calculation. If there is no announced CME settlement price for the CERF on a business day, the Manager uses the most recently announced CME settlement price unless the Manager determines that such price is inappropriate as a basis for valuation. The daily settlement price for the CERF is established by the CME shortly after the close of trading in Chicago on each trading day.

The Manager values all other property of the Investing Pool at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Manager, if the current market value cannot be determined.

Once the value of the CERFs and interest earned on any assets posted as margin and any other assets of the Investing Pool has been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool administrator on its behalf, then calculates the value of the Trust’s Investing Pool interests and provides this information to the Trustee.

Once the value of the Trust’s Investing Pool interests has been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 p.m., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 p.m., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation.

Results of Operations

The quarter ended June 30, 2009

Net Asset Value of the Trust

The Trust’s net asset value grew from $660,084,453 at March 31, 2009 to $1,434,647,427 at June 30, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 26,300,000 Shares at March 31, 2009 to 47,950,000 Shares at June 30, 2009, due to 22,500,000 Shares (450 Baskets) being created and 850,000 Shares (17 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was also affected by an increase in the price of CERFs during the period from March 31, 2009 to June 30, 2009, which price increased from $349.00 per CERF to $416.80 per CERF, a 19.43% increase.

The six months ended June 30, 2009

Net Asset Value of the Trust

The Trust’s net asset value grew from $466,237,257 at December 31, 2008 to $1,434,647,427 at June 30, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 16,950,000 Shares at December 31, 2008 to 47,950,000 Shares at June 30, 2009, due to 32,350,000 Shares (647 Baskets) being created and 1,350,000 Shares (27 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was also affected by an increase in the price of CERFs during the period from December 31, 2008 to June 30, 2009, which price increased from $382.50 per CERF to $416.80 per CERF, an 8.97% increase.

Liquidity and Capital Resources

The Trust’s sole asset as of June 30, 2009 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and posts cash and Short-Term Securities as margin to collateralize the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to directly affect the value of the Shares. The value of the CERFs is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The market risk associated with the Investing Pool’s CERF positions is limited to the amount of cash and Short-Term Securities posted as margin. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the liquidity of the CERF market and activities of other market participants.

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME clearinghouse, which serves as the counterparty to each CERF position, and of a default by its clearing futures commission merchant. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust and the Investing Pool have not used, nor do they expect to use, special purpose entities to facilitate off-balance sheet financing arrangements. The Trust and the Investing Pool have no loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust and the Investing Pool. While the Trust’s and the Investing Pool’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Trust’s or the Investing Pool’s financial position.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s and the Investing Pool’s financial position and results of operations. These estimates and assumptions affect the Trust’s and the Investing Pool’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Trust and the Investing Pool for further discussion of the Trust’s and the Investing Pool’s accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2009, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	34,262
Expiration Date:	March 2011
Weighted-Average Price per Contract:	$480.04
Fair Value:	$1,428,040,160

Fair value is calculated using the settlement price for the CERFs on the CME on June 30, 2009, which was $416.80 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, it is the objective of the Trust, through its investment in the Investing Pool, that the performance of the Shares will correspond generally to the performance of the Index, before payment of expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Investing Pool’s CERF positions. As a result, fluctuations in the value of the CERFs are expected to directly affect the value of the Shares.

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the value of the CERFs, any commodities underlying the Index or the S&P GSCI-ER, or any assets posted as margin. Because of the 100% margin requirement applicable to the Investing Pool’s CERF positions, the market risk associated with the Investing Pool’s CERF position is limited to the amount of cash and Short-Term Securities posted as margin.

Item 4.	Controls and Procedures

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and the Investing Pool had any officers, and with the participation of the Trustee and the Investing Pool Administrator, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Investing Pool were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust and the Investing Pool file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and Investing Pool had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There were no changes in the Trust’s and Investing Pool’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and Investing Pool’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not Applicable.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors last reported in Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009 except as set forth below:

The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.

Because the price of the Shares depends on the value of the CERFs held by the Investing Pool, the value of the Shares will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. The value of the S&P GSCI-ER has been extremely volatile at times during the past several years. Some commodity prices reflected in the S&P GSCI-ER have been at historically high levels and there is no certainty that those prices will remain at those high levels. If they do not, the level of the S&P GSCI-ER, and consequently the value of the Shares, may be adversely affected. Commodity prices are generally affected by, among other factors, the cost of producing commodities, changes in consumer demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events and global economic factors. These factors cannot be controlled by the Trust or the Investing Pool. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the CERFs is lower than it was when you made your investment. These fluctuations can affect your investment regardless of the length of time you intend to hold your Shares.

The following events, among others, would generally result in a decline in the price of the Shares:

•

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the S&P GSCI™ underlying commodities increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

•

A significant change in the attitude of speculators and investors toward the S&P GSCI™ underlying commodities. Should the speculative community take a negative view towards one or more of the underlying commodities, it could cause a decline in the CERFs, which may reduce the price of the Shares.

Conversely, several factors may trigger a temporary increase in the price of the S&P GSCI™ underlying commodities and, consequently, the CERFs. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

Significant reductions in the permitted level of speculative and investment exposure in the S&P GSCI™ and or underlying commodities, for example as a result of new regulatory restrictions on position limits and position limit exemptions, could depress the price of the S&P GSCI™ and or underlying commodities, adversely affecting the value of your Shares.

Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

A number of bills have been introduced in Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets, unregulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing, speculative position limits applicable to regulated and unregulated futures and over-the-counter derivatives positions; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Investing Pool. If adopted, certain of these measures could increase the costs of the Investing Pool, could result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust; and could reduce liquidity in the market for the CERFs and the Shares. It is not possible to predict whether any of these proposed measures, or other adverse measures, will be adopted or precisely how they will ultimately affect the value of your Shares. However, if adopted, such measures could adversely affect the value of your Shares.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a hedge exemption from these position limits that should permit the Investing Pool to hold up to 40,000 contracts until December 31, 2009. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then-applicable position limit. Additionally, future legislative or regulatory action may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust.

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)

As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended June 30, 2009, 450 Baskets (22,500,000 Shares) have been created, and 17 Baskets (850,000 Shares) have been redeemed in accordance with their terms as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
04/01/09 to 04/30/09	—	—
05/01/09 to 05/31/09	—	—
06/01/09 to 06/30/09	850,000	29.72

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrant have duly caused this report to be signed on their behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: August 6, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2009

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.